Form 10KSB
period 2000-12-31
NEMO ENTERPRISES INC
filed 2001-08-14
CIK 1117459

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                         FORM 10 K SB/A

 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE
                           ACT OF 1934

          For the fiscal year ended September 30, 2000

                   Commission File No. 0-30915

                      NEMO ENTERPRISES, INC.

   COLORADO                               98-0219157
(State or other jurisdiction of          (IRS Employer
incorporation or organization)         Identification
                                             Number)

404 SCOTT POINT DRIVE, SALT SPRING ISLAND, BC, CANADA  V8K 2R2
             (Address of principal executive office)  (Zip code)

         Issuer's telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. As of SEPTEMBER 30,
2000:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date.  1,350,000
SHARES COMMON STOCK

This Form 10K SB consists of 19 pages.


                        TABLE OF CONTENTS

                    FORM 10K SB ANNUAL REPORT

                     NEMO ENTERPRISES,  INC.
                                                 Page
PART I

Item   1       Description of Business              1

Item   2       Description of Property              4
Item   3       Legal Proceedings                    4
Item   4       Submission of Matters to a Vote
               of Security Shareholders             5

PART II

Item   5       Market for the Registrant's Common Equity and
          related Stockholder
          Matter                                    6
Item   6       Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                        6
Item   7       Financial
          Statements                                7
Item   8       Changes in and Disagreements on
               Accounting and Financial Disclosure  16

PART III

Item   9       Directors, Executive Officers, Promoters and
          Control persons, Compliance with Section 16(a) of
          the Exchange Act                          16
Item 10        Executive Compensation               17
Item 11        Security Ownership of Certain
               Beneficial Owners and Management     17
Item 12        Certain Relationships and Related
               Transactions                         18
Item 13        Exhibits and Reports on Form 8-K     18

Signatures                                          19
PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

Nemo Enterprise was incorporated under the laws of the State of Colorado on March 13, 1999 and is in the early developmental and promotional stages. To date Nemo Enterprises, Inc. only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

Narrative Description of Business

The Company=s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.
The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Nemo Enterprises, Inc. anticipates that the business opportunities presented to it will:

     (i) be recently organized with no operating history or a history of losses attributable to under-capitalization or other factors;
     (ii) be experiencing financial or operating difficulties; (iii} be in need of funds to develop a new product or service or to expand into a new market;
     (iv) be relying upon an untested product or marketing concept; or
     (v) have a combination of the characteristics mentioned in
(i)through(iv).

The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition
candidate may have a history of losses or low profitability.
Nemo  Enterprises, Inc. does not propose to restrict its search for investment opportunities  to  any  particular geographical area  or  industry,  and  may, therefore,  engage in essentially
any business, to the extent of  its  limited resources.   This
includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Nemo
Enterprises, Inc. discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into Nemo Enterprises, Inc., is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of Nemo Enterprises, Inc. would be issued by Nemo Enterprises, Inc. or purchased from the current principal shareholders by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In Nemo Enterprises, Inc.'s judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit Nemo Enterprises, Inc. will derive from becoming a publicly held entity. There are numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future.
This is due to the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of required changes.

Nemo Enterprises, Inc. may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth. We should emphasize that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness. The eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of Nemo
Enterprises, Inc.'s limited financing. This lack of diversification will not permit Nemo Enterprises, Inc. to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase Nemo Enterprises, Inc.'s securities. It is emphasized that management of Nemo
Enterprises, Inc. may effect transactions having a potentially adverse impact upon Nemo Enterprises, Inc.'s shareholders pursuant to the authority and discretion of Nemo Enterprises, Inc.'s management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Holders of Nemo Enterprises, Inc.'s securities should not anticipate that Nemo Enterprises, Inc. necessarily will furnish such holders, prior to any merger or acquisition, with financial statements or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

Nemo Enterprises, Inc. anticipates that it will consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Nemo Enterprises, Inc.'s perception of how any particular business opportunity will be received by the investment community and by Nemo Enterprises, Inc.'s stockholders;

     3. Whether, following the business combination, the financial condition of the business opportunity would be or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Nemo Enterprises, Inc. to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule l5c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - Regulation of Penny Stocks@;

     4. Capital requirements and anticipated availability of required funds to be provided by Nemo Enterprises, Inc. or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5 The extent to which the business opportunity can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by Nemo Enterprises, Inc. as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.



 ITEM    2    DESCRIPTION OF PROPERTY

An officer of the Registrant provides office facilities at 404
Scott Point Drive, Salt Spring Island, British Columbia. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

Item     3    Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item     4    Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended
September 30, 2000.


PART II

Item     5    Market for Common Equity and Related Stockholder
Matters

There is no public trading market for the Company=s securities.

Item     6    Management Discussion and Analysis or Plan of
Operation

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Liquidity and Capital Resources. The Company is a development stage company and has not had any revenues to date. The Company had no revenues during the year ended September 30, 2000. The ability of the Registrant to achieve its operational goals will depend upon its ability implement its business plan.
Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations. The Company is a development stage company which generated no revenue during the past year. The Company accumulated a deficit of approximately $3914 for the fiscal year ending September 30, 2000.

Item     7   Financial Statements

Audited financial statements for the period March 13, 1999
(Inception)through  September 30, 2000  follow.












                     NEMO ENTERPRISES, INC.
                (A Development Stage Enterprise)






                          AUDIT REPORT

                       SEPTEMBER 30, 2000

























                    Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
                  1780 South Belaire, Suite 500
                     Denver, Colorado 80222






                     NEMO ENTERPRISES, INC.
                (A Development Stage Enterprise)

                  INDEX TO FINANCIAL STATEMENTS


         TABLE OF CONTENTS



ITEM                                                          PAGE

Report of Certified Public Accountant                         1


Balance Sheet, September 30, 2000                             2

Statement of Operations, for the period March 13, 1999
(Inception) through September 30, 2000                        3


Statement of Stockholders' Equity  (Deficit)for the period
March 13, 1999 (Inception) through September 30, 2000         4


Statement of Cash Flows for the period from
March 13, 1999 (Inception) through September 30, 2000         5


Notes to Financial Statements                                 6&7










                    Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
                  1780 South Belaire, Suite 500
                     Denver, Colorado 80210
                         (303) 782-0878

                  INDEPENDENT AUDITOR'S REPORT

Board of Directors
Nemo Enterprises, Inc.
404 Scott Point Drive
Salt Spring Island, BC V8K 2R2
Canada

I have audited the accompanying Balance Sheet of Nemo Enterprises, Inc. (A Development Stage Enterprise) as of September 30, 2000 and the
Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 13, 1999 (Inception) through September 30,
2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nemo
Enterprises, Inc.(a development stage enterprise) as of September
30, 2000, and the results of its operations and changes in its cash flows for the period from March 13, 1999 (Inception) through September 30, 2000, in conformity with generally accepted accounting principles.

/s/Janet Loss
Janet Loss, C.P.A., P.C.
October 26, 2000





                     NEMO ENTERPRISES, INC.
                (A Development Stage Enterprise)

                          BALANCE SHEET
                    As at September 30, 2000

                             ASSETS

CURRENT ASSETS:
     Cash                                     $       786
TOTAL CURRENT ASSETS                                  786

TOTAL ASSETS                                          786

              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                                  0

TOTAL CURRENT LIABILITIES                             0
STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value;
     100,000,000 shares Authorized, and
     1,350,000 shares Issued and outstanding          1350

     Preferred Stock 10,000,000
     shares authorized, none issued
     and outstanding                                  0

     Additional Paid-In Capital                       3350

Deficit accumulated during the development stage     (3914)

TOTAL STOCKHOLDERS' EQUITY                            786

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY         $    786





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS.


                     NEMO ENTERPRISES, INC.
                (A Development Stage Enterprise)

                     STATEMENT OF OPERATIONS
            For the Period March 13, 1999 (Inception)
                   Through September 30, 2000



REVENUES:                                    $         0


OPERATING EXPENSES:

  Audit Fees                                           500
  Fees                                                 165
  Taxes and Licenses                                   320
  Office Expenses and Filing Fees                      929
  Consulting Fees                                      2,000


TOTAL OPERATING EXPENSES                               3,914

NET (LOSS)FOR THE PERIOD                       $     ( 3,914)

NET   (LOSS)  PER   SHARE                      $      (0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              1,350,000





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS.




                     NEMO ENTERPRISES, INC.
                (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         For the Period from March l3, 1999 (Inception)
                   Through September 30, 2000


                                                                     Deficit
                                                                     Accumulated
                   Number    Number    Common  Preferred Additional  During the   Total
                   of Shares of Shares Stock   Stock     Paid-in     Development  Stockholders'
                   Common    Preferred Amount  Amount    Capital     Stage        Equity

Common Stock
Issued March,1999
For Services       500000    0         500     0         1,500       0            2000



Common Stock
Issued March,1999
For Cash           350000    0         350     0         350         0            700



Common Stock
Issued May, 2000
For Cash           500000    0         500     0         1500        0            2000


Net (Loss) for
The Period         0         0         0       0         0            (3,914)      (3,914)

Balances
Sept. 30, 2000     1350000   0         1350    0         3350         (3,914)         786










THE ACCOMPANYING NOTES ARE AN INTEGRAL ART OF THESE FINANCIAL STATEMENTS

                     NEMO ENTERPRISES, INC.
                (A Development Stage Enterprise)

                     STATEMENT OF CASH FLOWS
            For the Period March 13, 1999 (Inception)
                   Through September 30, 2000




CASH FLOWS FROM (TO) OPERATING ACTIVITIES:


  NET LOSS FOR THE PERIOD                        $     (3,914)

CASH FLOWS FROM FINANCING ACTIVITIES:

  ISSUANCE OF COMMON STOCK                              4,700


CASH FLOWS FROM INVESTING ACTIVITIES:                   0


NET INCREASE IN CASH FOR THE PERIOD:                    786


CASH, BEGINNING OF THE PERIOD                           0


CASH, END OF THE PERIOD                                 786



THE  ACCOMPANYING  NOTES ARE AN INTEGRAL PART  OF
THE  FINANCIAL STATEMENTS











                     NEMO ENTERPRISES, INC.
                 (a Development Stage Enterprise

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000


NOTE I - ORGANIZATION AND HISTORY


The Company is a Colorado Corporation and the Company has been in the development stage since its formation on March 13, 1999.

The Company's only activities have been organizational, directed at raising its initial capital and developing its business plan.

On March 13, 1999, Nemo Enterprises, Inc. issued 500,000 shares of common stock to its sole officer and director as founders' shares in return for the time, effort and expenses to organize and form the corporation. On March 18, 1999 the Company issued 350,000 shares of common stock from seven individuals for cash.

On May 18, 2000 the Company issued 500,000 shares of common stock to Sandringham Investments, Limited in return for $2,000 in cash.


NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At September 30, 2000, there was $786 in cash equivalents.

YEAR END

The Company has elected to have a fiscal year ended September 30.


USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.


NOTE III - RELATED PARTY TRANSACTIONS

Inge Kerster, the Company's sole officer and director is the majority owner of Sandringham Investments Limited and as such may be considered to own 500,000 shares of common stock beneficially and 500,000 shares of common stock directly.


ITEM  8  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

There have been no changes or disagreements with the Company=s independent outside auditor.

Part III

ITEM  9  DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

  Name                  Age           Position       Period of Service

Inge L. E. Kerster      54            President      Sole  officer and
                                                     director since
                                                     March 13, 1999
                                                     (Inception)

The Directors of the Company hold office until the next annual meeting of he shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

ITEM                                    10  EXECUTIVE COMPENSATION

During the year ended September 30, 2000, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.
No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.
No executive officer or director of the Company holds any option to purchase any of the Company's securities.

ITEM   11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


          (1)  Security ownership of certain beneficial owners

The following table sets forth information, as of September 30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

Title                  Name and Address of
Amount and Nature                               Percent   of Class
Of Ownership

Common                 Inge L. E. Kerster


Item 12   Certain Relationships and Related Transactions

None

Item 13   Exhibits and Reports for Form 8-K

There are no Exhibits or Reports on Form 8-K





SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMO ENTERPRISES, INC.

By:    /S/Inge L. E. Kerster             Date: December 3,2000
          Inge L. E. Kerster, Director and President