Form 10QSB
period 2000-12-31
NEMO ENTERPRISES INC
filed 2001-08-14
CIK 1117459

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 30915

                     DIGICOMM SERVICES, INC.
                (Formerly NEMO ENTERPRISES, INC.)
 Exact name of small business issuer as specified in its charter

    Colorado                                  98 - 0219157

(State or other jurisdiction of           IRS Employer
incorporation or organization)         Identification Number

  404 SCOTT POINT DRIVE, SALT SPRING ISLAND, BC V8K 2R2 CANADA
                       (Address of principal executive office)

                         (250) 537-5732
                    Issuer's telephone number


   NEMO ENTERPRISES, INC., 404 Scott Point Drive, Salt Spring
                       Island, BC V8K 2R2
     (Former name, former address and former fiscal year, if
                   changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 1,350,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited financial statements for the quarter ended
       March 31, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

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


Liquidity and Capital Resources

Digicomm Services, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 786 in the form of cash, and total assets of $ 786.

Digicomm Services, Inc. will carry out its plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available.

    Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

OTHER INFORMATION
Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6.   Exhibits and Reports on Form 8K

Form 8K dated Dec 6, 2000 is attached to this document as Exhibit B


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              DIGICOMM SERVICES, INC.


     Dated February 10, 2001       /S/ Inge L.E. Kerster
                                   Inge L. E. Kerster, President
                                                     and Director

                            EXHIBIT A




                     DIGICOMM SERVICES, INC.
               (FORMERLY  NEMO ENTERPRISES, INC.)





                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000






                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)




         FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD
                    ENDING DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)
                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                         BALANCE SHEETS
                     AS AT DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)

                             ASSETS

                                                      DECEMBER
                                                      31, 2000

CURRENT ASSETS                                        $    786


TOTAL ASSETS                                               786

              LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:                                       0

STOCKHOLDERS' EQUITY:
          COMMON STOCK, $0.001 PAR
          VALUE; 50,000,000 SHARES
          AUTHORIZED AND 1,350,000
          SHARES ISSUED AND OUTSTANDING                    1,350

          PREFERRED SHARES $0.001 PAR VALUE:
          NONE ISSUED AND OUTSTANDING                      0

          ADDITIONAL PAID-IN CAPITAL                       3,350
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                                     (3,914)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       786

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $     786




                     DIGICOMM, SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                    STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)

                                                   DECEMBER
                                                   31, 2000


REVENUES:                                                 0

OPERATING EXPENSES:                                       0

TOTAL OPERATING EXPENSES                                  0

NET (LOSS) FOR THE PERIOD                               ( 0)

 NET (LOSS) PER SHARE                            $ (   0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         1,350,000


                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                    STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDING DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)

                                                   DECEMBER
                                                   31, 2000

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                        $            0


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

           ISSUANCE OF COMMON STOCK                       0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                 0


NET INCREASE (DECREASE) IN CASH                           0

CASH, BEGINNING OF PERIOD                               786


CASH, END OF PERIOD                                   $ 786



             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2000 financial statements of Digicomm
Services, Inc. ("Registrant") included in the Form 10 SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

On October 12, 2000, the Company officially changed its name to:
                              Digicomm Services, Inc.
All nine shareholders voted to make the change.








                            EXHIBIT B



                            FORM 8-K
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549



                            FORM 8-K


        Current Report Pursuant to Section 13 or 15(d) of

                   The Securities Act of 1934


Date of Report (Date of earliest event reported)  October 12, 2000

                     Digicomm Services, Inc.



Colorado                        0-30915                  98-0219157
(State or Other               (Commission              (IRS Employer
 Jurisdiction                  File Number)          Identification No.)
of Incorporation)


  404 Scott Point Drive, Salt Spring Island, BC V8K 2R2 Canada


Registrant=s telephone number, including area code (250) 537-5732


                     Nemo Enterprises, Inc.
  (Former name or former address if changed since last report)
Item 1.   Changes in Control of Registrant

NA

Item 2.   Acquisition or Disposition of Assets

NA

Item 3.   Bankruptcy or Receivership

NA

Item 4.   Changes in Registrant's Certifying Accountant

NA

Item 5.   Other Events

On October 12, 2000, the Company officially changed its name to: Digicomm Services, Inc. All nine shareholders voted to make the change. A copy of the minutes of the September 20, 2000 directors' meeting is included as
Exhibit 1 to this report.

Item 6.   Resignation of Registrant's Directors

NA

Item 7.   Financial Statements and Exhibits

NA

Item 8.   Change in Fiscal Year

NA

Signatures
Pursuant to the requirements of the Securities and Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 6, 2000                              DIGICOMM SERVICES, INC.

Date                                           (Registrant)


                                           /S/ Inge L. E. Kerster
                                               Inge L. E. Kerster,
                                               President





                           EXHIBIT 1.







                       DIRECTORS MINUTES
                       SEPTEMBER 20, 2000


             MINUTES OF A MEETING OF DIRECTOR(S) OF

                     NEMO ENTERPRISES, INC.
                              HELD
                       SEPTEMBER 20, 2000

At a meeting of the Board of Directors of Nemo Enterprise, Inc., held at 404 Scott Point Drive, Salt Spring Island, British
Columbia at 9:00 Am on September 20, 2000, a quorum being present, the following motion was moved and passed:

     RESOLVED: That the Company's sole officer and director be authorized to complete the necessary forms and forward them to the State of Colorado Secretary of State to affect a change in the name of the corporation. The new name shall be: Digicomm Services, Inc.

The motion was duly carried.

Inge L. E. Kerster conformed that she had polled all other shareholders and that they had unanimously endorsed the proposed action.

There being no other business to be brought before the meeting, it was adjourned.


/S/  Inge L. E. Kerster
      Inge  L. E. Kerster, Secretary