Form 10QSB
period 2001-03-31
NEMO ENTERPRISES INC
filed 2001-08-14
CIK 1117459

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 30915

                     DIGICOMM SERVICES, INC.
                (Formerly NEMO ENTERPRISES, INC.)
 Exact name of small business issuer as specified in its charter

Colorado                                    98 - 0219157

(State or other jurisdiction of           I.R.S.Employer
incorporation or organization)          Identification Number

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

Liquidity and Capital Resources

Digicomm Services, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 254 in the form of cash, and total assets of $ 254.

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

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None
Item 6.   Exhibits and Reports on Form 8K

The Company filed a Form 8K on December 6, 2000 reporting an October 12, 2000 change of name. This document is included in this report by reference.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              DIGICOMM SERVICES, INC.


     Dated August 4, 2001               /S/ Inge L. E. Kerster
                                   Inge L. E. Kerster, President
                              and Director


                            EXHIBIT A




                     DIGICOMM SERVICES, INC.
                (Formerly NEMO ENTERPRISES, INC.)








                      FINANCIAL STATEMENTS
    For the three months and nine months ended June 30, 2001







                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)





         FINANCIAL STATEMENTS FOR THE NINE MONTH PERIOD
                      ENDING JUNE 30, 2001
                    (PREPARED BY MANAGEMENT)
                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                         BALANCE SHEETS
                       AS AT JUNE 30, 2001
                    (PREPARED BY MANAGEMENT)

                             ASSETS

                                             JUNE
                                             30, 2001

CURRENT ASSETS
     CASH                                    $      254

TOTAL ASSETS                                        254

              LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:                                  0


STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 50,000,000 SHARES
     AUTHORIZED, 1,350,000 SHARES
     ISSUED AND OUTSTANDING                       1,350

     PREFERRED SHARES $0.001 PAR
     VALUE; NONE ISSUED AND
     OUTSTANDING                                      0

     ADDITIONAL PAID-IN CAPITAL                   3,350
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                   (    4,446)


     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                               254

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $     254




                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                    STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
       AND FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2001
                    (PREPARED BY MANAGEMENT)

                                   THREE MONTHS   NINE MONTHS
                                   ENDED JUNE     ENDED JUNE
                                   30, 2001       30, 2000


REVENUES:                           $    0        $     0

OPERATING EXPENSES:

     OFFICE EXPENSE                    183            532

TOTAL OPERATING EXPENSES               183            532

NET (LOSS) FOR THE PERIOD        (     183)       (   532)

 NET (LOSS) PER SHARE           $    (0.00)    $    (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          1,350,000       1,350,000
                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                    STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2001

                    (PREPARED BY MANAGEMENT)


                                                  JUNE
                                                  30, 2001

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                         $    (   532)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:                                    0


CASH FLOWS FROM (TO)
INVESTING ACTIVITIES:                                    0


NET INCREASE (DECREASE) IN CASH                      ( 532)


CASH, BEGINNING OF PERIOD                              786


CASH, END OF PERIOD                            $       254

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