Form 10QSB
period 2001-06-30
NEMO ENTERPRISES INC
filed 2001-08-15
CIK 1117459

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

(State or other jurisdiction of          I.R.S. Employer
incorporation or organization)          Identification Number

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

Item 2.     Management=s Discussion and Analysis or Plan of
            Operation.

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

Liquidity and Capital Resources

Digicomm Services, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 437 in the form of cash, and total assets of $ 437.

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

                              DIGICOMM SERVICES, INC.


     Dated May 4, 2001                  /S/ Inge L. E. Kerster
                                   Inge L. E. Kerster, President
                                              and Director


                            EXHIBIT A




                     DIGICOMM SERVICES, INC.
                (Formerly NEMO ENTERPRISES, INC.)








                      FINANCIAL STATEMENTS
               For the three months period and the
              six month period ended March 31, 2001






                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)





          FINANCIAL STATEMENTS FOR THE SIX MONTH PERIOD
                      ENDING MARCH 31, 2001
                    (PREPARED BY MANAGEMENT)
                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                         BALANCE SHEETS
                      AS AT MARCH 31, 2001
                    (PREPARED BY MANAGEMENT)

                             ASSETS

                                             MARCH
                                             31, 2001

CURRENT ASSETS
     CASH                                    $    437

TOTAL ASSETS                                      437

              LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:                                0


STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 50,000,000 SHARES
     AUTHORIZED, 1,350,000 SHARES
     ISSUED AND OUTSTANDING                     1,350

     PREFERRED SHARES $0.001 PAR
     VALUE; NONE ISSUED AND
     OUTSTANDING                                    0

     ADDITIONAL PAID-IN CAPITAL                 3,350
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                   (  4,263)


     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                             437

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $     437


                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                    STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001
       AND FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001
                    (PREPARED BY MANAGEMENT)

                                   THREE MONTHS   SIX MONTHS
                                   ENDED MARCH    ENDED MARCH
                                   31, 2001       31, 2000


REVENUES:                         $         0     $         0

OPERATING EXPENSES:

     OFFICE EXPENSE                       349             349

TOTAL OPERATING EXPENSES                  349             349

NET (LOSS) FOR THE PERIOD           (     349)         (  349)

 NET (LOSS) PER SHARE              $    (0.00)     $    (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            1,350,000         1,350,000


                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)

                    STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001

                    (PREPARED BY MANAGEMENT)


                                                 MARCH
                                                 31, 2001

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                       $    (    349)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:                                   0


CASH FLOWS FROM (TO)
INVESTING ACTIVITIES:                                   0


NET INCREASE (DECREASE) IN CASH                    (  349)


CASH, BEGINNING OF PERIOD                             786


CASH, END OF PERIOD                           $       437

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

On October 6, 2000, the Company officially changed its name to:
Digicomm Services, Inc.
All nine shareholders voted to make the change.