Form 10QSB
period 2001-09-30
NEMO ENTERPRISES INC
filed 2002-03-04
CIK 1117459

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

              For the fiscal year ended September 30, 2000

                       Commission File No. 0-30915

                         DIGICOMM SERVICES, INC.
                    (FORMERLY NEMO ENTERPRISES, INC.)

COLORADO                                        98-0219157
(State or other jurisdiction of               (IRS Employer
incorporation or organization)            Identification Number)

3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA  V7V 2K6
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific
date within the past 60 days.  As of SEPTEMBER 30, 2000:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,350,000 SHARES COMMON STOCK

This Form 10K SB consists of 19 pages.


                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                         NEMO ENTERPRISES,  INC.

Page
PART I

Item   1  Description of Business ...............................1

Item   2       Description of Property...........................5
Item   3       Legal Proceedings.................................6
Item   4       Submission of Matters to a Vote of
               Security Shareholders.............................6

PART II

Item   5       Market for the Registrant's Common
               Equity and related Stockholder Matter.............6
Item   6       Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........6
Item   7       Financial Statements..............................7
Item   8       Changes in and Disagreements on Accounting
          and Financial Disclosure..............................16

PART III

Item 9 Directors, Executive Officers, Promoters and Control persons, Compliance with Section 16(a) of the Exchange
               Act..............................................16
Item 10        Executive Compensation...........................16
Item 11        Security Ownership of Certain Beneficial Owners
               and Management...................................17
Item 12        Certain Relationships and Related Transactions...17
Item 13        Exhibits and Reports on Form 8-K.................17

Signatures..................................................... 17
PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

Digicomm Services, Inc. (formerly Nemo Enterprises, Inc.) was incorporated under the laws of the State of Colorado on March 13, 1999 and is in the early developmental and promotional stages. To date our only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

Narrative Description of Business

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

The Company received a Letter of Intent from Digicomm. Inc. a Washington corporation in early October, 2000 indicating their intention of merging the two Companies. The shareholders of Nemo Enterprises Inc. agreed unanimously to change the name of the Company to Digicomm Services, Inc. The merger never materialized and the Letter of Intent expired.

The Company intends to continue to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Digicomm Services, Inc. anticipates that the business opportunities presented to it will:

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

The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry and may, therefore, engage in essentially
any business, to the extent of its  limited resources.   This includes
industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into Digicomm Services, Inc., is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued or purchased from the current principal shareholders by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity. There are numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future. This is due to the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems that may exist and to implement, or be primarily responsible for the implementation of required changes.

Digicomm Services, Inc. may participate in a business opportunity with a newly organized firm or with a firm that is entering a new phase of growth. We should emphasize that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness. The eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities. It is emphasized that management of Digicom Services, Inc. may effect transactions having a potentially adverse impact upon its shareholders pursuant to the authority and discretion of management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Holders of the Company's securities should not anticipate that we will necessarily furnish such holders, prior to any merger or acquisition, with financial statements or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

Digicomm Services, Inc. anticipates that it will consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     3. Whether, following the business combination, the financial condition of the business opportunity would be or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Digicomm Services, Inc. to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule l5c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - Regulation of Penny Stocks";

     4. Capital requirements and anticipated availability of required funds to be provided by Digicomm Services, Inc. or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

                    5   The extent to which the business opportunity can be
          advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.



 ITEM     2   DESCRIPTION OF PROPERTY

An officer of the Registrant provides office facilities at 3215 Mathers Avenue, West Vancouver, British Columbia. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

Item3    Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item4 Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended September 30, 2001.


PART II

Item5    Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company's securities.

Item     6    Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources. The Company is a development stage company and has not had any revenues to date. The Company had no revenues during the year ended September 30, 2001. The ability of the Registrant to achieve its operational goals will depend upon its ability
implement its business plan.   Additional capital is needed to continue
or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations. The Company is a development stage company that generated no revenue during the past year. The Company accumulated a deficit of approximately $ 4,700 for the fiscal year ending September 30, 2001.

Item 7    Financial Statements

Audited financial statements for the year ended September 30, 2001 and for the period March 13, 1999 (Inception) through September 30, 2000 follow.












                         NEMO ENTERPRISES, INC.
                    (A Development Stage Enterprise)






                              AUDIT REPORT

                           SEPTEMBER 30, 2000























                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                     1780 South Bellaire, Suite 500
                         Denver, Colorado 80222
                         DIGICOMM SERVICES, INC.
                     (FORMERLY NEMO ENTERPRISES, INC
                    (A Development Stage Enterprise)

                      INDEX TO FINANCIAL STATEMENTS

                            TABLE OF CONTENTS



ITEM                                                    PAGE

Report of Certified Public Accountant.............9


Balance Sheets, September 30, 2001 and 2000..........10

Statement of Operations, the year ended September 30, 2001
and for  the period March 13, 1999
(Inception) through September 30, 2000..............11


Statement of Stockholders' Equity  (Deficit) for the period
March 13, 1999 (Inception) through September 30, 2000......12


Statement of Cash Flows for the year ended September 30, 2001
And for the period from March 13, 1999
(Inception) through September 30, 2000..............13


Notes to Financial Statements................14 &15












                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                     1780 South Bellaire, Suite 500
                         Denver, Colorado 80210
                             (303) 782-0878

                      INDEPENDENT AUDITOR'S REPORT

Board of Directors
Digicomm Services, Inc.
3215 Mathers Avenue
West Vancouver, BC V7V 2K6
Canada

I have audited the accompanying Balance Sheet of Digicomm Services, Inc. (A Development Stage Enterprise) as of September 30, 2001 and the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended September 30, 2001 and for the period March 13, 1999 (Inception) through September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digicomm Services, Inc. (a development stage enterprise) as of September 30, 2001, and the results of its operations and changes in its cash flows for the year ended September 30, 2001 and for the period from March 13, 1999 (Inception) through September 30, 2000, in conformity with generally accepted accounting principles.


Janet Loss, C.P.A., P.C.
February 16, 2002


                         DIGICOMM SERVICES, INC.
                    (FORMERLY NEMO ENTERPRISES, Inc.)
                    (A Development Stage Enterprise)

                             BALANCE SHEETS
                    As at September 30, 2001 AND 2000

                                 ASSETS
                                                     2001       2000

CURRENT ASSETS:
     Cash                                             0           786
TOTAL ASSETS                                          0           786

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                                  0             0


STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value;
     100,000,000 shares Authorized, and
     1,350,000 shares Issued and outstanding          1350       1350

     Preferred Stock 10,000,000
     shares authorized, none issued
     and outstanding                                     0          0

     Additional Paid-In Capital                       3350      3,350

     Deficit accumulated during the
     development stage                              (4,700)    (3,914)

TOTAL STOCKHOLDERS' EQUITY                               0        786

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY         $     786    $   786

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.


                         DIGICOMM SERVICES, INC.
                    (FORMERLY NEMO ENTERPRISES, INC.)
                    (A Development Stage Enterprise)

                         STATEMENT OF OPERATIONS
                  FOR THE YEAR ENDED SEPTEMBER 30, 2001
              AND FOR THE PERIOD MARCH 13, 1999 (INCEPTION)
                       THROUGH SEPTEMBER 30, 2000

                                               2001           2000

REVENUES:                                       0                0


OPERATING EXPENSES:

  Audit Fees                                    500            500
  Fees                                            0            165
  Taxes and Licenses                              0            320
  Office Expenses and Filing Fees               286            929
  Consulting  Fees                                0          2,000


TOTAL OPERATING EXPENSES                        786          3,914

NET (LOSS)FOR THE PERIOD                   $ (  786)    $  ( 3,914)

NET (LOSS)PER SHARE                        $  (0.00)    $   (0.003)

WEIGHTED AVERAGE NUMBER common
SHARES OUTSTANDING                        1,350,000      1,350,000





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.




                         NEMO ENTERPRISES, INC.
                    (A Development Stage Enterprise)

               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Period from March l3, 1999 (Inception)
                       Through September 30, 2000


                                                                           Deficit
                                                                           Accumulated
                        Number    Number    Common  Preferred  Additional  During the    Total
                      of Shares  of Shares  Stock   Stock      Paid-in     Development   Stockholders'
                       Common    Preferred  Amount  Amount     Capital     Stage         Equity

Common Stock
Issued March, 1999
For Services          500000    0          500     0          1,500       0             2,000



Common Stock
Issued March, 1999
For Cash              350000    0          350     0            350       0               700



Common Stock
Issued May, 2000
For Cash              500000    0          500     0          1,500       0             2,000


Net (Loss) for
The Period            0         0          0       0          0           (3,914)       (3,914)

Balances
Sept. 30, 2000        1350000   0          1,350   0          3,350       (3,914)        786

Net Loss for the
Year ended
September 30, 2001    0         0          0       0          0             (786)       (786)

Balances
September 30, 2001    1350000   0          0       0          3,350        (4,700)       0




THE ACCOMPANYING NOTES ARE AN INTEGRAL ART OF THESE FINANCIAL STATEMENTS




                         DIGICOMM SERVICES, Inc.
                    (FORMERLY NEMO ENTERPRISES, INC.)
                    (A Development Stage Enterprise)

                         STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED SEPTEMBER 30, 2001
              AND FOR THE PERIOD MARCH 13, 1999 (INCEPTION)
                       THROUGH SEPTEMBER 30, 2000


                                                       2001        2000

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:


  NET   LOSS   FOR  THE   PERIOD                     $(786)    $(3,914)

CASH FLOWS FROM FINANCING ACTIVITIES:

  ISSUANCE OF COMMON STOCK                             0         4,700


CASH   FLOWS  FROM  INVESTING  ACTIVITIES:             0         0


NET INCREASE IN CASH FOR THE PERIOD:                  (786)      786


CASH,   BEGINNING   OF   THE   PERIOD                  786       0


CASH, END OF THE PERIOD                                0         786



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS





                         DIGICOMM SERVICES, INC.
                    (FORMERLY NEMO ENTERPRISES, INC.)
                     (a Development Stage Enterprise

                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001


NOTE I - ORGANIZATION AND HISTORY

The Company (formerly named Nemo Enterprises, Inc.) is a Colorado
Corporation and the Company has been in the development stage since its formation on March 13, 1999.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At September 30, 2001, there was $0 in cash equivalents.

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
AND FINANCIAL DISCLOSURES

There have been no changes or disagreements with the Company's independent outside auditor.

Part III

ITEM  9  DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

    Name                          Age    Position   Period of Service

Inge L. E. Kerster                 55    President  Sole officer
                                                    and director since
                                                    March 13, 1999
                                                    (Inception)

The Directors of the Company hold office until the next annual meeting of he shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Inge L.E. Kerster who is Digicomm Services, Inc.'s President, has served as the sole officer and director of the Company since
March, 1999.

Ms. Kerster is currently President and majority shareholder of Sandringham Investments, Limited, a British Columbia corporation engaged in providing consulting services relating to mergers and acquisitions and assisting Canadian companies seeking publicly trading status in the United States.


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

Title     Name and Address of       Amount and Nature   Percent of
          Owner                     of   Ownership      Ownership

Common    Inge L. E. Kerster*            500,000          37.04
          3215 Mathers Avenue
          West Vancouver, BC V7V 2K6

Common    Sandringham Investments
          Limited*                       500,000          37.04
          3215 Mathers Avenue
          West Vancouver, BC V7V 2K6

* Inge Kerster, the Company's sole officer and director is the majority owner of Sandringham Investments Limited and as such may be considered to own 500,000 shares of common stock beneficially and 500,000 shares of common stock directly.

Item 12   Certain Relationships and Related Transactions

None

Item 13   Exhibits and Reports for Form 8-K

There are no Exhibits or Reports on Form 8-K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMO ENTERPRISES, INC.
By:                            /S/   Inge L. E. Kerster
Date: February 22, 2002              Inge L. E. Kerster,
                                     Director and President