Form 10QSB
period 2001-12-31
NEMO ENTERPRISES INC
filed 2002-03-04
CIK 1117459

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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

     3215 MATHERS AVENUE, WEST VANCOUVER, BC V7K  2K6 CANADA
                       (Address of principal executive office)

                         (604) 913-8355
                    Issuer's telephone number


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





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited financial statements for the quarter ended
       December 31, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

The Company's business plan is to continue to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.


Liquidity and Capital Resources

Digicomm Services, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2001 reflects current assets of $ 0.00 in the form of cash, and total
assets of          $ 0.00.

     Digicomm Services, Inc. will carry out its plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

     We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. The Company's sole Officer and Director has agreed to supply what small funds that are necessary to continue to compile and file the above mentioned reports. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds other than those mentioned above, have been made by management or other stockholders. Accordingly, there can be no assurance that any such additional funds will be available.

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

     None


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                   DIGICOMM SERVICES, INC.


                   Dated February 20, 2001  /S/ Inge L.E. Kerster
                                                Inge L.E. Kerster,
                                                President and
                                                Director


                            EXHIBIT A




                     DIGICOMM SERVICES, INC.
               (FORMERLY  NEMO ENTERPRISES, INC.)





                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000







                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)
                (A Development Stage Enterprise)



         FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD
                    ENDING DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)
                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)
                (A Development Stage Enterprise)

                         BALANCE SHEETS
                AS AT DECEMBER 31, 2001 and 2000
                    (PREPARED BY MANAGEMENT)

                             ASSETS



                                             2001         2000

CURRENT ASSETS                               $   0       $  786


TOTAL ASSETS                                     0          786

              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                             0            0

STOCKHOLDERS' EQUITY:
          COMMON STOCK, $0.001 PAR
          VALUE; 50,000,000 SHARES
          AUTHORIZED AND 1,350,000
          SHARES ISSUED AND OUTSTANDING
                                             1,350         1,350

          PREFERRED SHARES $0.001 PAR VALUE:
          NONE ISSUED AND OUTSTANDING            0             0

          ADDITIONAL PAID-IN CAPITAL         3,350         3,350
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                       (4,700)       (3,914)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             0           786

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $        0     $     786


                       SEE ATTACHED NOTES
                    DIGICOMM, SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)
                (A Development Stage Enterprise)

                    STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED
                   DECEMBER 31, 2001 AND 2000
                    (PREPARED BY MANAGEMENT)


                                        2001           2000


REVENUES:                            $     0         $    0

OPERATING EXPENSES:                        0              0

TOTAL OPERATING EXPENSES                   0              0

NET (LOSS) FOR THE PERIOD             (    0)        (    0)

 NET (LOSS) PER SHARE               $ ( 0.00)      $ ( 0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          1,350,000      1,350,000





                       SEE ATTACHED NOTES

                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)
                (A Development Stage Enterprise)

                    STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDING
                   DECEMBER 31, 2001 AND  2000
                    (PREPARED BY MANAGEMENT)



                                                2001           2000

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                     $        0     $        0


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

           ISSUANCE OF COMMON STOCK                0              0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES          0              0


NET INCREASE (DECREASE) IN CASH                    0              0

CASH, BEGINNING OF PERIOD                          0            786


CASH, END OF PERIOD                                0            786

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2001 financial statements of Digicomm Services, Inc. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

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


Date of Report (Date of earliest event reported)  October 12,2000

                     Digicomm Services, Inc.



    Colorado                     0-30915                    98-0219157
 (State or Other                (Commission               (IRS Employer
   Jurisdiction                 File Number)              Identification No.)
  of Incorporation)


  404 Scott Point Drive, Salt Spring Island, BC V8K 2R2 Canada


Registrant's telephone number, including area code (250) 537-5732


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






                       DIRECTORS' MINUTES
                       SEPTEMBER 20, 2000


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