Form 10QSB
period 2002-03-31
NEMO ENTERPRISES INC
filed 2002-05-28
CIK 1117459

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The financial statements for the quarter ended March 31, 2002 are attached hereto as Exhibit A

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


Liquidity and Capital Resources

Digicomm Services, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

    DIGICOMM   SERVICES, INC.
    Dated May 15, 2003
    /S/ Inge L.E. Kerster
    Inge L. E.Kerster,
    President and Director


                            EXHIBIT A




                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)





                      FINANCIAL STATEMENTS

                      AS AT MARCH 31, 2002


                        DIGICOMM SERVICES, INC.
                   (FORMERLY NEMO ENTERPRISES, INC.)
                   (A Development Stage Enterprise)

                            BALANCE SHEETS
                         AS AT MARCH 31, 2002
                       (PREPARED BY MANAGEMENT)

                                ASSETS



CURRENT ASSETS                                                             $0


TOTAL ASSETS                                                                0

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                                                        0
STOCKHOLDERS' EQUITY:
          COMMON STOCK, $0.001 PAR
          VALUE; 50,000,000 SHARES
          AUTHORIZED AND 1,350,000
          SHARES ISSUED AND OUTSTANDING                                 1,350

          PREFERRED SHARES $0.001 PAR VALUE:
          NONE ISSUED AND OUTSTANDING
                                                                            0

          ADDITIONAL PAID-IN CAPITAL                                    3,350

DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                                                  (4,700)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
                                                                            0

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                       $0


                          SEE ATTACHED NOTES
                       DIGICOMM, SERVICES, INC.
                   (FORMERLY NEMO ENTERPRISES, INC.)
                   (A Development Stage Enterprise)

                       STATEMENTS OF OPERATIONS
               FOR THE THREE MONTH AND SIX MONTH PERIODS
                     ENDED MARCH 31, 2002 AND 2001
                       (PREPARED BY MANAGEMENT)

                                   THREE MONTHS             SIX MONTHS
                                   2002    2001            2002     2001


REVENUES:                          $0         $0            $0        $0

OPERATING EXPENSES:
    OFFICE EXPENSE                  0        349             0       349


TOTAL OPERATING EXPENSES            0        349             0       349


NET (LOSS) FOR THE PERIOD          (0)      (349)           (0)     (349)


NET (LOSS) PER SHARE           $(0.00)    $(0.00)           (0)    (349)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   1,350,000   1,350,000    1,350,000  1,350,000













                                      SEE ATTACHED NOTES

                                     DIGICOMM SERVICES, INC.
                                (FORMERLY NEMO ENTERPRISES, INC.)
                                 (A Development Stage Enterprise)

                                     STATEMENTS OF CASH FLOWS
                                     FOR THE SIX MONTH PERIODS
                                  ENDING MARCH 31, 2002 AND 2001
                                      (PREPARED BY MANAGEMENT)



                                              2002           2001

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                          $0            $(349)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:                           0                0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES       0                0


NET INCREASE (DECREASE) IN CASH                 0             (349)

CASH, BEGINNING OF PERIOD                       0              786


CASH, END OF PERIOD                            $0             $437

                      NOTES TO MARCH 31, 2002 FINANCIAL STATEMENTS
                              (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2001 financial statements of Digicomm Services, Inc. ("Registrant") included in the Form 10K SB filed with the SEC.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.