Form 10QSB
period 2002-06-30
NEMO ENTERPRISES INC
filed 2002-08-16
CIK 1117459

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10Q SB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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





                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

The financial statements for the three month period ended June 30, 2002 follow:



                             DIGICOMM SERVICES, INC.
                        (FORMERLY NEMO ENTERPRISES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                               AS AT JUNE 30, 2002
                            (PREPARED BY MANAGEMENT)

                                     ASSETS


CURRENT ASSETS                                    $          0


TOTAL ASSETS                                                 0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   DUE TO RELATED PARTY                                    415

TOTAL CURRENT LIABILITIES                                  415

STOCKHOLDERS' EQUITY:
          COMMON STOCK, $0.001 PAR
          VALUE; 50,000,000 SHARES
          AUTHORIZED AND 1,350,000
          SHARES ISSUED AND OUTSTANDING                  1,350

          PREFERRED SHARES $0.001 PAR VALUE:
          NONE ISSUED AND OUTSTANDING                        0

          ADDITIONAL PAID-IN CAPITAL                     3,350

DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                                   (5,115)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (   415)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $         0


                               SEE ATTACHED NOTES
                            DIGICOMM, SERVICES, INC.
                        (FORMERLY NEMO ENTERPRISES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001
                            (PREPARED BY MANAGEMENT)

                                   THREE MONTHS           NINE MONTHS
                                  2002      2001        2002   2001


REVENUES:                           0         0           0        0

OPERATING EXPENSES:
      OFFICE EXPENSE              415       349         415      349

TOTAL OPERATING EXPENSES          415       349         415      349

NET (LOSS) FOR THE PERIOD      (  415)    ( 349)      ( 415) (   349)

NET (LOSS) PER SHARE          (  0.00)   ( 0.00)      (   0) (   349)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    1,350,000   1,350,000  1,350,000 1,350,000













                               SEE ATTACHED NOTES

                     DIGICOMM SERVICES, INC.
                (FORMERLY NEMO ENTERPRISES, INC.)
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTH PERIODS
                  ENDING JUNE 30, 2002 AND 2001
                    (PREPARED BY MANAGEMENT)



                                              2002           2001

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                     $ (    415)    $(   349)
        NON -WORKING CAPITAL
        ITEMS INCREASE (DECREASE)
        DUE TO RELATED PARTY                     415            0

TOTAL CASH FLOWS FROM (TO)
OPERATING ACTIVITIES                               0       (  349)
CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:                              0            0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES          0            0

NET INCREASE (DECREASE) IN CASH                    0     (    349)

CASH, BEGINNING OF PERIOD                          0          786

CASH, END OF PERIOD                           $    0     $    437

           NOTES TO JUNE 30, 2002 FINANCIAL STATEMENTS
                    (PREPARED BY MANAGEMENT)

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

NOTE II - RELATED PARTY TRANSACTIONS

A related party has advanced the Company the sum of $415 to defray accounting and filling fees. The advance is non- interest bearing and with no defined terms of repayment.

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


Liquidity and Capital Resources

Digicomm Services, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending June 30, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

 DIGICOMM  SERVICES, INC.


         Dated August 15, 2002    /S/ Inge L.E. Kerster
                                      Inge L. E.
                                      Kerster, President and Director